Form 10-Q
QUEST HEALTH CARE FUND VIII LP
filed 1995-05-23
CIK 811674

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1995
                                         -------------------------------------

                                      OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                         -----------------   -----------------

            Commission file number   0-18159
                                   ------------


                      QUEST HEALTH CARE FUND VIII, L.P.
--------------------------------------------------------------------------------
             Formerly: Southmark/CRCA Health Care Fund VIII, L.P.

               Delaware                                 75-2160136
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


 1355 Peachtree St., Suite 1900, Atlanta, GA               30309
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code       (404) 607-1950
                                                    ----------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---

                            There are no exhibits.

                              TOTAL OF 12 PAGES

                      QUEST HEALTH CARE FUND VIII, L.P.
                                BALANCE SHEETS

                        PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                           March 31,         December 31,
                                                         ------------        ------------
                                                             1995                1994
                                                         ------------        ------------
CURRENT ASSETS:

   Cash and cash equivalents                             $ 3,004,632          $   972,990
   Accounts receivable, net of allowance
      for doubtful accounts of $6,784
      at December 31, 1994                                   758,784            1,068,921
   Prepaid expenses                                                -              272,320
                                                         -----------          -----------

         Total current assets                            $ 3,763,416            2,314,231
                                                         -----------          -----------


PROPERTY AND EQUIPMENT, at cost

   Land                                                            -              315,227
   Buildings and improvements                                      -            6,210,774
   Equipment and furnishings                                   9,210              883,833
                                                         -----------          -----------
                                                               9,210            7,409,834
   Less accumulated depreciation                               5,372            2,456,537
                                                         -----------          -----------

         Net property and equipment                            3,838            4,953,297
                                                         -----------          -----------

OTHER ASSETS                                                       -               14,652
                                                         -----------          -----------

         TOTAL ASSETS                                    $ 3,767,254          $ 7,282,180
                                                         ===========          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                                BALANCE SHEETS



                       LIABILITIES AND PARTNERS' EQUITY


                                                                           March 31,         December 31,
                                                                        -------------        ------------
                                                                             1995                1994
                                                                        -------------        ------------
CURRENT LIABILITIES:

   Current maturities of long-term debt                                   $         -          $ 1,689,750
   Trade accounts payable                                                           -              114,247
   Accrued compensation                                                             -              285,993
   Other                                                                      100,000              423,205
   Payable to Quest and affiliates                                             12,223               23,776
                                                                           ----------          -----------

         Total current liabilities                                            112,223            2,536,971
                                                                           ----------          -----------


LONG-TERM OBLIGATIONS, less current maturities                                      -            1,384,107
                                                                           ----------          -----------

      Total liabilities                                                       112,223            3,921,078
                                                                           ----------          -----------


PARTNERS' EQUITY:

   Limited Partners                                                         3,731,022            3,440,032
   General Partner                                                            (75,991)             (78,930)
                                                                           ----------          -----------
        Total partners' equity                                              3,655,031            3,361,102
                                                                           ----------          -----------

      TOTAL LIABILITIES AND PARTNERS' EQUITY                               $3,767,254          $ 7,282,180
                                                                           ==========          ===========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS



                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        1995               1994
                                                                    -----------        -----------
REVENUES:

   Operating revenue                                                $1,496,712          $2,192,815
   Interest income                                                      14,864                 425
   Gain on sale                                                        193,676                   -
                                                                    ----------          ----------

         Total revenues                                              1,705,252           2,193,240
                                                                    ----------          ----------

EXPENSES:
   Wages & salaries                                                    648,877             942,489
   Payroll tax & employees benefits                                    138,461             164,802
   Supplies                                                            140,404             233,667
   Other Operating expenses                                            157,199             206,087
   Ancillary services                                                   83,542             173,625
   Health benefits                                                      35,960              32,425
   Management fees                                                      65,046              88,978
   Management fees-affiliate                                            14,989              21,259
   Property taxes                                                       11,644              17,473
   Interest                                                             44,631              88,082
   Depreciation and amortization                                         8,648              66,700
   Partnership administration costs                                     61,922              70,151
                                                                    ----------          ----------

         Total expenses                                              1,411,323           2,105,738
                                                                    ----------          ----------

Net income                                                          $  293,929          $   87,502
                                                                    ==========          ==========


Net income per Limited Partnership
   Unit                                                             $     2.19          $      .65
                                                                    ==========          ==========

Weighted average Limited Partnership
   Units outstanding                                                   132,995             132,995
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY



                                                                                          Total
                                                  General            Limited              Partners'
                                                  Partner            Partners              Equity
                                                 ---------          ----------           ----------
Balance at December 31, 1993                      $(76,805)          $3,650,381          $3,573,576

Net income                                             875               86,627              87,502
                                                  --------           ----------          ----------

Balance at March 31, 1994                         $(75,930)          $3,737,008          $3,661,078
                                                  ========           ==========          ==========



Balance at December 31, 1994                      $(78,930)          $3,440,032          $3,361,102

Net income                                           2,939              290,990             293,929
                                                  --------           ----------          ----------

Balance at March 31, 1995                         $(75,991)          $3,731,022          $3,655,031
                                                  ========           ==========          ==========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                      1995                1994
                                                                   ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                           $1,503,941          $2,150,177
   Cash paid to suppliers and
      employees                                                     (1,592,585)         (2,097,418)
   Interest received                                                    14,864                 425
   Interest paid                                                       (44,631)            (88,082)
   Property taxes paid                                                 (43,642)            (22,115)
                                                                    ----------          ----------

Net cash used in operating activities                                 (162,053)            (57,013)
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities                                  3,863,440                   -
   Payment for purchases of property
      and equipment                                                     (3,280)            (43,647)
                                                                    ----------          ----------

Net cash used in investing activities                                3,860,160             (43,647)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                             (1,666,465)            (27,876)
                                                                    ----------          ----------

Net cash provided by (used in) financing
   activities                                                       (1,666,465)            (27,876)
                                                                    ----------          ----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS:                                                   2,031,642            (128,536)

Cash and cash equivalents at beginning of
   period                                                              972,990             521,956
                                                                    ----------          ----------

Cash and cash equivalents at end of period                          $3,004,632          $  393,420
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                          Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                       1995                1994
                                                                    ---------            ---------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net income                                                       $  293,929          $   87,502

   Adjustments to reconcile net income to
      net cash used in operating activities:

         Gain on sale of facilities                                   (193,676)                  -
         Depreciation and amortization                                   8,648              66,700

      Changes in:

           Accounts receivable                                           7,230             (42,638)

           Other current assets                                              -              16,674

           Accounts payable and accrued
              liabilities                                             (266,631)           (172,157)

           Payable to Quest and affiliates                             (11,553)            (13,094)
                                                                    ----------          ----------


Net cash used in operating activities                               $ (162,053)         $  (57,013)
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1995

NOTE 1

During interim periods, Quest Health Care Fund VIII, L.P. (the "Partnership") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, changes in partners' equity and cash flows of the Partnership for the respective interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1995, the Partnership maintained cash balances at these banks aggregating $2,894,662 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $35,960 was accrued under this arrangement in the first three months of 1995. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership facilities. Total payments to QASLP for the first quarter ended March 31, 1995 were $14,989.

NOTE 4

On February 20, 1992, the Partnership refinanced the $1,650,000 note related to Edgefield Health Care Center through a new third party lender. The note was payable in full in March, 1995. The note was retired on February 28, 1995, with proceeds for the sale of this facility. See Note 6.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995

On May 10, 1993, the Partnership refinanced the $210,527 and the $845,248 notes secured by the Vicksburg facility, through two new notes totaling $1,400,000. The 10.5% notes call for monthly payments of $13,218.54. The notes are due June 2003 and are secured by the facility's property and equipment. The Partnership was relieved of its obligation as regards to these notes as a result of the sale of the Partnership's interests in the Vicksburg facility. See Note 6.

NOTE 5

The Partnership settled its claims against Healthcare Service Group, Inc. in the third quarter of 1994, which was described in detail in the Partnership's 1994 Annual Report on Form 10-K.

NOTE 6

On February 28, 1995, the Partnership sold its three remaining Partnership interests in facilities to an unaffiliated third party. The contract calls for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provides for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which will be calculated subsequent to the first quarter of 1995.

At closing, the Partnership received consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, which is held as a reserve pending determination of post closing adjustments. Of the cash received $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. Subsequent to the end of the first quarter of 1995, the Partnership estimated that $731,382 additional cash is due the Partnership. Total consideration from this sale is, therefore, expected to be $5,976,030. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the Partnership to make its final determination. Distribution of cash to the limited partners is expected to commence as soon as practicable, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the three facilities.

NOTE 7

The Partnership's financial statements are presented on a liquidation accounting basis. The statements of operations include operations for only two months ending February 28, 1995, the date the Partnership sold its interests in the remaining facilities.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Result of Operations:

Revenues and expenses for the quarter ended March 31, 1995 are not comparable to the comparable prior year period.

On February 28, 1995, the Partnership sold its remaining Partnership interests in three facilities to an unaffiliated third party. The contract calls for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provides for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which will be calculated subsequent to the first quarter of 1995.

At closing, the Partnership received consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, which is held as a reserve pending determination of post closing adjustments. Of the cash received $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. Subsequent to the end of the first quarter of 1995, the Partnership estimated that $731,382 additional cash is due the Partnership. Total consideration from this sale is, therefore, expected to be $5,976,030. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the Partnership to make its final determination. Distribution of cash to the limited partners is expected to commence as soon as practicable, subject to establishing adequate reserves to retire the final obligations of the Partnership as part of the winding down process, which could take up to 6 months. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the three facilities.

The Partnership's financial statements are presented on a liquidation accounting basis.

Liquidity and Capital Resources:

At March 31, 1995, the Partnership held $3,004,632 in cash and cash equivalents, an increase of $2,031,642 over prior comparable period. The increase is the result of the sale of the Partnership's interests in its three facilities. The accounts receivable for the current period reflect the reserve held pending post closing adjustments related to the sale.

The "other" liability relates to an obligation due to the Health Care Finance Administration which was retired, in full, subsequent to March 31, 1995.

Distributions of a majority of the proceeds will commence as soon as practicable, subject to the creation of adequate reserves to retire the final obligations of the Partnership. Such liabilities include the costs of: a final independent audit, filing final tax returns, distributing K-1 forms to the limited partners, printing, mailing and clearing distribution checks, legal and other incidental costs associated with the winding down of the Partnership. Management of the Partnership believes that this process could take as long as six months.



                          PART II.  OTHER INFORMATION




ITEMS 1-5

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          Exhibit 27 - Financial Data Schedule (for SEC use only)


     (B)  Reports on Form 8-K.

      The Partnership filed the following report on Form 8-K during the first quarter of 1995.

              Date                Items Reported
              ----                --------------
        February 28, 1995              2,7

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       QUEST HEALTH CARE
                                       FUND VIII, L.P.
                                       (Registrant)


                                       By:  QUEST RESCUE PARTNERS - 8, L.P.
                                            General Partner

                                       By:  QUEST RESCUE PARTNERS - 8, CORP,


Date: May 19, 1995                     By:/s/ Stuart C. Berry
     ---------------                      -----------------------------
                                            Executive Vice-President/CFO



                                       By:/s/ Michael G. Hunter
                                          -----------------------------
                                             President