Form 10-Q
period 1995-06-30
QUEST HEALTH CARE FUND VIII LP
filed 1995-08-21
CIK 811674

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           For the quarterly period ended    June 30, 1995


                                       OR


  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

         Commission file number   0-18159
                                -----------


                      QUEST HEALTH CARE FUND VIII, L.P.
--------------------------------------------------------------------------------

              Formerly: Southmark/CRCA Health Care Fund VIII, L.P.

              Delaware                                   75-2160136
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


            1355 Peachtree St., Suite 1900, Atlanta, GA    30309
--------------------------------------------------------------------------------
            (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code       (404) 607-1950
                                                   -----------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----

                             There are no exhibits.

                               TOTAL OF 12 PAGES

                       QUEST HEALTH CARE FUND VIII, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                                June 30,          December 31,
                                                                              -----------         ------------
                                                                                  1995                1994
                                                                              -----------         ------------
CURRENT ASSETS:

   Cash and cash equivalents                                                  $ 2,908,458          $   972,990
   Accounts receivable, net of allowance
      for doubtful accounts of $6,204
      at December 31, 1994                                                        795,742            1,068,921
   Prepaid expenses                                                                     -              272,320
                                                                              -----------          -----------

         Total current assets                                                 $ 3,704,200            2,314,231
                                                                              -----------          -----------


PROPERTY AND EQUIPMENT, at cost

   Land                                                                                 -              315,227
   Buildings and improvements                                                           -            6,210,774
   Equipment and furnishings                                                        9,210              883,833
                                                                              -----------          -----------
                                                                                    9,210            7,409,834
   Less accumulated depreciation                                                    5,372            2,456,537
                                                                              -----------          -----------

         Net property and equipment                                                 3,838            4,953,297
                                                                              -----------          -----------

OTHER ASSETS                                                                            -               14,652
                                                                              -----------          -----------

         TOTAL ASSETS                                                         $ 3,708,038          $ 7,282,180
                                                                              ===========          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY


                                                                           June 30,           December 31,
                                                                          -----------         ------------
                                                                             1995                 1994
                                                                          -----------         ------------
CURRENT LIABILITIES:

   Current maturities of long-term debt                                   $        -           $ 1,689,750
   Trade accounts payable                                                          -               114,247
   Accrued compensation                                                            -               285,993
   Other                                                                           -               423,205
   Payable to Quest and affiliates                                             24,894               23,776
                                                                          -----------          -----------

         Total current liabilities                                             24,894            2,536,971
                                                                          -----------          -----------


LONG-TERM OBLIGATIONS, less current maturities                                      -            1,384,107
                                                                          -----------          -----------

         Total liabilities                                                     24,894            3,921,078
                                                                          -----------          -----------


PARTNERS' EQUITY:

   Limited Partners                                                         3,758,854            3,440,032
   General Partner                                                            (75,710)             (78,930)
                                                                          -----------          -----------
         Total partners' equity                                             3,683,144            3,361,102
                                                                          -----------          -----------

      TOTAL LIABILITIES AND PARTNERS' EQUITY                              $ 3,708,038          $ 7,282,180
                                                                          ===========          ===========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                            June 30,
                                                    ----------------------------        -----------------------------
                                                       1995              1994               1995             1994
                                                    ----------       -----------        -----------       -----------
REVENUES:
   Operating revenue                                $   20,000       $ 2,194,981        $ 1,516,712       $ 4,387,796
   Interest income                                      33,066             2,202             47,930             2,627
   Gain on sale                                         41,673                 -            250,623                 -
                                                    ----------       -----------        -----------       -----------

         Total revenues                                 94,739         2,197,183          1,815,265         4,390,423
                                                    ----------       -----------        -----------       -----------

EXPENSES:
   Wages & salaries                                          -           935,910            648,877         1,878,399
   Payroll tax & employee benefits                           -           175,570            138,461           340,372
   Supplies                                                  -           235,813            140,404           469,480
   Other operating expenses                                350           201,097            157,549           407,184
   Ancillary services                                        -           192,605             83,542           366,230
   Health benefits                                           -            32,458             35,960            64,883
   Management fees                                           -            91,901             65,046           180,879
   Management fees-affiliate                                 -            21,191             14,989            42,450
   Property taxes                                            -            17,457             11,644            34,930
   Interest                                                  -            93,377             59,905           181,459
   Depreciation and amortization                             -            65,936              8,648           132,636
   Partnership administration                           66,276           119,540            128,198           189,691
                                                    ----------       -----------        -----------       -----------


         Total expenses                                 66,626         2,182,855          1,493,223         4,288,593
                                                    ----------       -----------        -----------       -----------
Net income (loss)                                   $   28,113       $    14,328        $   322,042       $   101,830
                                                    ==========       ===========        ===========       ===========


Net income (loss) per Limited
   Partnership Unit                                 $      .21       $       .11        $      2.40       $       .76
                                                    ==========       ===========        ===========       ===========

Weighted average Limited Partnership
   Units outstanding                                   132,995           132,995            132,995           132,995
                                                    ==========       ===========        ===========       ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         STATEMENTS OF PARTNERS' EQUITY



                                                                                           Total
                                                   General           Limited              Partners'
                                                   Partner           Partners              Equity
                                                 ----------         -----------         -----------
Balance at December 31, 1993                     $ (76,805)         $ 3,650,381         $ 3,573,576

Net income                                           1,018              100,812             101,830
                                                 ---------          -----------         -----------

Balance at June 30, 1994                         $ (75,787)         $ 3,751,193         $ 3,675,406
                                                 =========          ===========         ===========




Balance at December 31, 1994                     $ (78,930)         $ 3,440,032         $ 3,361,102

Net income                                           3,220              318,822             322,042
                                                 ---------          -----------         -----------

Balance at June 30, 1995                         $ (75,710)         $ 3,758,854         $ 3,683,144
                                                 =========          ===========         ===========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                      1995                 1994
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                         $  1,543,911        $  4,508,444
   Cash paid to suppliers and
      employees                                                     (1,746,521)         (4,018,314)
   Interest received                                                    47,930               2,627
   Interest paid                                                       (59,905)           (181,459)
   Property taxes paid                                                 (43,642)            (22,115)
                                                                  ------------        ------------

Net cash provided by (used in)
 operating activities                                                 (258,227)            289,183
                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of facilities                                  3,863,440                   -
   Payment for purchases of property
      and equipment                                                     (3,280)            (54,073)
                                                                  ------------        ------------

Net cash provided by (used in)
 investing activities                                                3,860,160             (54,073)
                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                             (1,666,465)            (38,141)
                                                                  ------------        ------------

Net cash (used in) financing
   activities                                                       (1,666,465)            (38,141)
                                                                  ------------        ------------

INCREASE IN CASH AND CASH EQUIVALENTS:                               1,935,468             196,969

Cash and cash equivalents at beginning of
   period                                                              972,990             521,956
                                                                  ------------        ------------

Cash and cash equivalents at end of period                        $  2,908,458        $    718,925
                                                                  ============        ============





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                           Six Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                      1995                 1994
                                                                    ----------           ---------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:


   Net income                                                       $  322,042           $ 101,830

   Adjustments to reconcile net loss to
      net cash used in operating activities

         Gain on sale of facilities                                   (250,623)                  -
         Depreciation and amortization                                   8,648             132,636

   Changes in:

           Accounts receivable                                          27,199             120,648

           Prepaid and other current assets                            (12,326)             27,818

           Accounts payable and accrued
              liabilities                                             (354,284)            (97,357)

           Payable to Quest and affiliates                               1,117               3,608
                                                                    ----------           ---------



Net cash provided by (used in)
    operating activities                                            $ (258,227)          $ 289,183
                                                                    ==========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995


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


NOTE 2


The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1995, the Partnership maintained cash balances at these banks aggregating $2,793,772 in excess of the $100,000 FDIC insured maximum.


NOTE 3


On February 28, 1995, the Partnership sold its three remaining partnership interests in facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was finally determined subsequent to the second quarter of 1995.

At closing, the Partnership received initial consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, to be held as a reserve pending determination of post closing adjustments. Of the cash received; $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. During the second quarter of 1995, the Partnership estimated that $731,382 additional cash is due the Partnership resulting in total consideration from the sale of $5,976,030. The Partnership made a final determination of the change in working capital when the Partnership's accountants completed certain special procedures. An initial distribution of cash to the limited partners, in the amount of $2,659,900 or $20/unit was made on July 5, 1995, after the establishment of adequate reserves for the wind down of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the three facilities.


NOTE 4


The Partnership's financial statements are presented on a liquidation accounting basis. The statements of operations include operations for only two months ending February 28, 1995, the date the Partnership sold its interests in its remaining facilities.

                       QUEST HEALTH CARE FUND VIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Result of Operations:

Revenues and expenses for the quarter ended June 30, 1995 are not comparable to the comparable prior year period.

On February 28, 1995, the Partnership sold its remaining partnership interests in three facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was finally determined, subsequent to the second quarter of 1995.

At closing, the Partnership received consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, which was held as a reserve pending determination of post closing adjustments. Of the cash received $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. Subsequent to the end of the first quarter of 1995, the Partnership estimated that $731,382 additional cash is due the Partnership. Total consideration from this sale was, therefore, $5,976,030. The Partnership made a final determination of the change in working capital after the end of the second quarter, when the Partnership's accountants completed certain special procedures. Distribution of cash to the limited partners was made on July 5, 1995 $2,659,900 or $20/unit was distributed to the limited partners after the establishment of adequate reserves for the winding down of the Partnership. Nothing was distributed to the General Partner. A final distribution will be made to the limited partners when all obligations of the Partnership are retired.

The $20,000 revenue item reflects the retirement, at a discount, of an outstanding payable due to Medicare that had been reserved in 1994. The item "Gain on Sale" recognizes recoveries of certain payables that occurred in the second quarter and were not considered in the post closing adjustments.

Partnership administration consists primarily of legal and accounting expense associated with the sale of the partnership's interests in the three facilities and the special procedures undertaken to calculate the final purchase price.

The Partnership's financial statements are presented on a liquidation accounting basis.

Liquidity and Capital Resources:

At June 30, 1995, the Partnership held $2,908,458 in cash and cash equivalents, an increase of $1,935,468 since December 31, 1994. The increase is the result of the sale of the Partnership's limited partnership interests in its three facilities and subsequent distributions to the limited partners. The accounts receivable for the current period reflect the reserve held pending post closing adjustments related to the sale.


Distributions of a majority of the proceeds were made on July 5, 1995 after the creation of adequate reserves to retire the final obligations of the Partnership. Such liabilities include the costs of: a final independent audit, filing final tax returns, distributing K-1 forms to the limited partners, printing, mailing and clearing distribution checks, legal and other incidental costs associated with the winding down of the Partnership. A final distribution will occur at that time. Management of the Partnership currently believes that this process could take as long as six months.



                          PART II.  OTHER INFORMATION



ITEMS 1-5

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)   Exhibits.

           Exhibit 27 - Financial Data Schedule (for SEC use only)

       (B) Reports on Form 8-K.

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     QUEST HEALTH CARE
                                     FUND VIII, L.P.
                                     (Registrant)


                                     By:  QUEST RESCUE PARTNERS - 8, L.P.
                                          General Partner

                                     By:  QUEST RESCUE PARTNERS - 8, CORP.


Date: August 21, 1995                By:/s/ Stuart C. Berry
     ------------------                 -----------------------------
                                          Executive Vice-President/CFO



                                     By:/s/ Michael G. Hunter
                                        -----------------------------
                                          President