Form 10-Q
period 1995-09-30
QUEST HEALTH CARE FUND VIII LP
filed 1995-11-17
CIK 811674

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended    September 30, 1995
                                          ----------------------------------

                                     OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to
                                          ---------------    ---------------
           Commission file number   0-18159
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


          1117 Perimeter Center West  E-210      Atlanta, GA 30338
--------------------------------------------------------------------------------
           (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code       (770) 671-1014
                                                  ------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---     ---


                           There are no exhibits.

                              TOTAL OF 11 PAGES

                      QUEST HEALTH CARE FUND VIII, L.P.
                               BALANCE SHEETS

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ASSETS

                                                      Sept. 30,         December 31,
                                                    ------------        ------------
                                                        1995                1994
                                                    ------------        ------------
CURRENT ASSETS:

       Cash and cash equivalents                    $   973,357         $   972,990
       Accounts receivable, net of allowance
          for doubtful accounts of $6,204
         at December 31, 1994                            22,062           1,068,921
       Prepaid expenses                                       -             272,320
                                                      ---------          ----------

                 Total current assets               $   995,419           2,314,231
                                                      ---------          ----------

PROPERTY AND EQUIPMENT, at cost

       Land                                                   -             315,227
       Buildings and improvements                             -           6,210,774
       Equipment and furnishings                          9,210             883,833
                                                     ----------           ---------
                                                          9,210           7,409,834
       Less accumulated depreciation                      5,628           2,456,537
                                                     ----------          ----------

                 Net property and equipment               3,582           4,953,297
                                                     ----------          ----------

OTHER ASSETS                                                  -              14,652
                                                     ----------          ----------

                 TOTAL ASSETS                       $   999,001         $ 7,282,180
                                                     ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                                BALANCE SHEETS


                       LIABILITIES AND PARTNERS' EQUITY

                                                       Sept. 30,       December 31,
                                                     ------------      ------------
                                                         1995              1994
                                                     ------------      ------------
CURRENT LIABILITIES:

       Current maturities of long-term debt          $        -        $ 1,689,750
       Trade accounts payable                                 -            114,247
       Accrued compensation                                   -            285,993
       Other                                                  -            423,205
       Payable to Quest and affiliates                     5,479            23,776
                                                      ----------        ----------

            Total current liabilities                      5,479         2,536,971
                                                      ----------        ----------

LONG-TERM OBLIGATIONS, less current maturities                 -         1,384,107
                                                      ----------        ----------

      Total liabilities                                    5,479         3,921,078
                                                      ----------        ----------

PARTNERS' EQUITY:

       Limited Partners                                1,069,529         3,440,032
       General Partner                                   (76,007)          (78,930)
                                                      ----------        ----------
              Total partners' equity                     993,522         3,361,102
                                                      ----------        ----------

            TOTAL LIABILITIES AND PARTNERS' EQUITY   $   999,001       $ 7,282,180
                                                      ==========        ==========



The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                           STATEMENTS OF OPERATIONS

                                                       For the                           For the
                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                              --------------------------          -----------------------
                                                  1995           1994                1995         1994
                                              ----------      ----------          ----------   ----------
REVENUES:
       Operating revenue                      $        -      $2,369,653          $1,516,712   $6,757,449
       Interest income                             7,308           4,211              55,238        6,838
       Gain on sale                                    -               -             250,623            -
                                               ---------       ---------           ---------    ---------
              Total revenues                       7,308       2,373,864           1,822,573    6,764,287
                                               ---------       ---------           ---------    ---------

EXPENSES:
       Wages & salaries                                -         980,010             648,877    2,858,409
       Payroll tax & employee benefits                 -         169,993             138,461      510,365
       Supplies                                        -         268,757             140,404      738,237
       Other operating expenses                        -         260,639             157,549      667,823
       Ancillary services                              -         142,514              83,542      508,744
       Health benefits                                 -          34,430              35,960       99,313
       Management fees                                 -          95,696              65,046      276,575
       Management fees-affiliate                       -          21,566              14,989       64,016
       Property taxes                                  -          17,457              11,644       52,387
       Interest                                        -          87,839              59,905      269,298
       Depreciation and amortization                 256          66,069               8,904      198,705
       Partnership administration                 36,774          55,984             164,972      245,675
                                               ---------       ---------           ---------    ---------
              Total expenses                      37,030       2,200,954           1,530,253    6,489,547


Net income (loss)                             $  (29,722)     $  172,910          $  292,320   $  274,740
                                               =========       =========           =========    =========

Net income (loss) per limited
       partnership unit                       $     (.22)     $     1.29          $     2.18   $     2.05
                                               =========       =========           =========    =========

Weighted average Limited Partnership
       Units outstanding                         132,995         132,995             132,995      132,995
                                               =========       =========           =========    =========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                        STATEMENTS OF PARTNERS' EQUITY



                                                                                                             Total
                                                                    General            Limited             Partners'
                                                                    Partner            Partners             Equity
                                                                   ---------          ----------          ----------
Balance at December 31, 1993                                       $(76,805)          $3,650,381          $3,573,576

Net income                                                            2,747              271,993             274,740
                                                                    -------            ---------           ---------

Balance at September 30, 1994                                      $(74,058)          $3,922,374          $3,848,316
                                                                    =======            =========           =========


Balance at December 31, 1994                                       $(78,930)          $3,440,032          $3,361,102

Net income                                                            2,923              289,397             292,320

Distributions                                                             -           (2,659,900)         (2,659,900)
                                                                    -------           ----------          ----------

Balance at September 30, 1995                                      $(76,007)          $1,069,529          $  993,522
                                                                    =======            =========           =========




The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                         Sept. 30,
                                                ---------------------------
                                                   1995             1994
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Cash received from residents and
          government agencies                  $ 2,317,591      $ 6,907,735
       Cash paid to suppliers and
          employees                             (1,802,710)      (6,235,113)
       Interest received                            55,238            6,838
       Interest paid                               (59,905)        (269,298)
       Property taxes paid                         (43,642)         (33,642)
                                                ----------       ----------
Net cash provided by
 operating activities                              466,572          376,520
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of facilities          3,863,440                -
       Payment for purchases of property
          and equipment                             (3,280)         (60,342)
                                                ----------       ----------
Net cash provided by (used in)
 investing activities                            3,860,160          (60,342)
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distribution to partners                 (2,659,900)               -
       Principal payments on long-term debt     (1,666,465)         (48,638)
                                                ----------       ----------

Net cash (used in) financing
       activities                               (4,326,365)         (48,638)
                                                ----------       ----------

INCREASE IN CASH AND CASH EQUIVALENTS:                 367          267,540

Cash and cash equivalents at beginning of
       period                                      972,990          521,956
                                                ----------       ----------

Cash and cash equivalents at end of period     $   973,357      $   789,496
                                                ==========       ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                           STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                 Sept. 30,
                                                       -----------------------------
                                                          1995               1994
                                                       ----------         ----------
RECONCILIATION OF NET INCOME TO NET CASH
       PROVIDED BY OPERATING ACTIVITIES:

       Net income                                      $  292,320         $  274,740

       Adjustments to reconcile net loss to
         net cash used in operating activities

             Gain on sale of facilities                  (250,623)                 -
             Depreciation and amortization                  8,903            198,705

       Changes in:

                 Accounts receivable                      800,879            150,287

                 Prepaid and other current assets         (12,326)            (8,219)

                 Accounts payable and accrued
                    liabilities                          (354,284)          (255,889)

                 Payable to Quest and affiliates          (18,297)            16,896
                                                        ---------          ---------

Net cash provided by
        operating activities                           $  466,572         $  376,520
                                                        =========          =========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE FUND VIII, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1995
NOTE 1

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

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1995, the Partnership maintained cash balances at these banks aggregating $858,074 in excess of the $100,000 FDIC insured maximum.

NOTE 3

On February 28, 1995, the Partnership sold its interests in its three remaining facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was determined and collected during the third quarter of 1995.

At closing, the Partnership received initial consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, held as a reserve pending determination of the post closing adjustments. Of the cash received, $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. During the third quarter of 1995, the Partnership collected $731,382 additional cash due the Partnership resulting in total consideration from the sale of $5,976,030. The Partnership made a final determination of the change in working capital when the Partnership's accountants completed certain special procedures. An initial distribution of cash to the limited partners, in the amount of $2,659,900 or $20/unit was made on July 5, 1995, after the establishment of adequate reserves for the wind down of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the three facilities.

NOTE 4

The Partnership's financial statements are presented on a liquidation accounting basis. The statements of operations include operations for only two months ending February 28, 1995, the date the Partnership sold its interests in its remaining facilities.

                      QUEST HEALTH CARE FUND VIII, L.P.
                        NOTES TO FINANCIAL STATEMENTS

                              September 30, 1995


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Result of Operations:

Revenues and expenses for the quarter ended September 30, 1995 are not comparable to the comparable prior year period.

On February 28, 1995, the Partnership sold its partnership interests in its three facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was determined and collected during the third quarter of 1995.

At closing, the Partnership received initial consideration of $5,694,648 consisting of cash of $3,863,440, relief of liability relating to the Vicksburg facility mortgage of $1,381,208 and $450,000, which was held as a reserve pending determination of post closing adjustments. Of the cash received, $1,666,465 was used to retire the Partnership's liability relating to the mortgage on the Edgefield facility. During the third quarter of 1995, the Partnership collected $731,382 additional cash due the Partnership. Total consideration from this sale was, therefore, $5,976,030. The Partnership made a final determination of the change in working capital after the end of the second quarter, when the Partnership's accountants completed certain special procedures. An initial distribution of $2,659,900 or $20/unit was made on July 5, 1995, after the establishment of adequate reserves for the winding down of the Partnership. Nothing was distributed to the General Partner. A final distribution will be made to the limited partners when all obligations of the Partnership are retired.

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

Liquidity and Capital Resources:

At September 30, 1995, the Partnership held $973,357 in cash and cash equivalents, an increase of $367 since December 31, 1994. The increase is the result of the sale of the Partnership's limited partnership interests in its three remaining facilities less the subsequent distributions to the limited partners. The accounts receivable for the current period reflect the reserve held pending post closing adjustments related to the sale.

Distributions of a majority of the proceeds were made on July 5, 1995 after the creation of adequate reserves to retire the final obligations of the Partnership. Such liabilities include the costs of: a final independent audit, filing final tax returns, distributing K-1 forms to the limited partners, printing, mailing and clearing distribution checks, legal and other incidental costs associated with the winding down of the Partnership. Fixed price bids are being obtained from the independent accounting and legal firms, which will enable the Partnership to terminate its affairs and to make a final distribution. Management of the Partnership currently believes that this process will occur prior to year end.



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




                                          QUEST HEALTH CARE
                                          FUND VIII, L.P.
                                          (Registrant)


                                          By:  QUEST RESCUE PARTNERS - 8, L.P.
                                               General Partner

                                          By:  QUEST RESCUE PARTNERS - 8, CORP.


Date: November 15, 1995                   By: /s/ Stuart C. Berry
      ------------------                      -----------------------------
                                              Executive Vice-President/CFO


                                          By: /s/ Michael G. Hunter
                                              -----------------------------
                                              President